Form 10-Q
period 1999-03-31
DIAMOND BRANDS INC
filed 1999-05-14
CIK 1064049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-58233

                           DIAMOND BRANDS INCORPORATED
             (Exact name of registrant as specified in its charter)

         MINNESOTA                          411565294
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)             Identification No.)

    1800 CLOQUET AVENUE                     55720
    CLOQUET, MINNESOTA
(Address of principal executive offices)    (Zip Code)

                                 (218) 879-6700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

As of May 4, 1999, 1,489,308 shares of common stock of the Registrant were issued and outstanding. Of total outstanding shares of common stock on May 4, 1999, 330,266 were held of record by affiliates. There is no established public trading market for such stock.


                   Documents incorporated by reference: None

                         DIAMOND BRANDS OPERATING CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM - 1.    Financial Statements (Unaudited)

                  Consolidated Balance Sheet

                  Consolidated Statements of Operations

                  Consolidated Statements of Cash Flow

                  Notes to Consolidated Financial Statements

     ITEM - 2.    Management's Discussion and Analysis of Results
                  Of Operations and Financial Condition

PART II - OTHER INFORMATION

     Signature

                           DIAMOND BRANDS INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                                                 March 31,      December 31,
                                                                                    1999            1998
                                                                                ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $2,099 and $2,047                 $     13,826    $     16,094
    Inventories                                                                       26,624          22,372
    Deferred income taxes                                                              4,791           4,196
    Prepaid expenses                                                                     985             999
                                                                                ------------    ------------
        Total current assets                                                          46,226          43,661

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $18,878 and $18,222                                   18,109          17,730

GOODWILL                                                                              37,351          37,771

DEFERRED FINANCING COSTS                                                               8,757           8,777
                                                                                ------------    ------------
                                                                                $    110,443    $    107,939
                                                                                ------------    ------------
                                                                                ------------    ------------
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-tem debt                                         $      3,500    $      2,750
    Accounts payable                                                                   6,676           9,410
    Accrued expenses                                                                  12,900           9,958
                                                                                ------------    ------------
        Total current liabilities                                                     23,076          22,118

POSTRETIREMENT BENEFIT OBLIGATIONS                                                     1,559           1,559

DEFERRED INCOME TAXES                                                                     20              20

LONG-TERM DEBT, net of current maturities                                            228,990         226,373
                                                                                ------------    ------------
        Total liabilities                                                            253,645         250,070
                                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.01 par value; 1,000,000 shares authorized;
    46,900 issued and outstanding, net of subscriptions receivable of $1,167          37,414          36,068

STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 50,000,000 shares authorized;
        1,489,308 shares issued and outstanding                                           15              15
    Warrants                                                                          10,614          10,614
    Additional paid in capital                                                         1,488           1,488
    Accumulated deficit                                                             (192,733)       (190,316)
                                                                                ------------    ------------
        Total stockholders' deficit                                                 (180,616)       (178,199)
                                                                                ------------    ------------
                                                                                $    110,443    $    107,939
                                                                                ------------    ------------
                                                                                ------------    ------------

The accompanying notes are an integral part of these consolidated balance sheets.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)

                                                                      Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------
NET SALES                                                        $     26,384    $     26,486

COST OF SALES                                                          18,220          18,277
                                                                 ------------    ------------
        Gross profit                                                    8,164           8,209

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            3,480           2,980

GOODWILL AMORTIZATION                                                     420             420
                                                                 ------------    ------------
        Operating income                                                4,264           4,809

INTEREST EXPENSE                                                        5,931           1,047
                                                                 ------------    ------------
        Income (loss) before benefit for income taxes                  (1,667)          3,762

BENEFIT FOR INCOME TAXES                                                 (596)           --
                                                                 ------------    ------------
        Net income (loss)                                              (1,071)          3,762

PREFERRED STOCK DIVIDENDS AND ACCRETION                                 1,346            --
                                                                 ------------    ------------
        Net income (loss) applicable to common stock             $     (2,417)   $      3,762
                                                                 ------------    ------------
                                                                 ------------    ------------

PRO FORMA NET INCOME (LOSS):

    Income (loss) before provision (benefit) for income taxes    $     (1,667)   $      3,762

    Pro forma income tax expense (benefit) (Note 4)                      (596)          1,500
                                                                 ------------    ------------
    Pro forma net income (loss)                                  $     (1,071)   $      2,262
                                                                 ------------    ------------
                                                                 ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                         Three Months Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
OPERATING ACTIVITIES:
    Net income (loss)                                               $     (1,071)   $      3,762
    Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities-
        Depreciation and amortization                                      1,346           1,150
        Deferred income taxes                                               (595)           --
        Accretion of debentures                                            1,542            --
        Change in operating assets and liabilities-
            Accounts receivable                                            2,268             476
            Inventories                                                   (4,252)         (2,276)
            Prepaid expenses                                                  14              82
            Accounts payable                                              (2,734)          1,067
            Accrued expenses                                               2,942            (712)
                                                                    ------------    ------------
            Net cash provided by (used for) operating activities            (540)          3,549
                                                                    ------------    ------------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                            (1,035)           (472)
                                                                    ------------    ------------

FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                         4,050          12,250
    Repayments of bank revolving line of credit                           (2,100)         (9,650)
    Repayments of long-term debt                                            (125)         (1,940)
    Distributions to stockholders                                           --            (3,737)
    Debt issuance costs                                                     (250)           --
                                                                    ------------    ------------
            Net cash provided by (used for) financing activities           1,575          (3,077)
                                                                    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   --              --

CASH AND CASH EQUIVALENTS, beginning of period                              --              --
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                            $       --      $       --
                                                                    ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
        Interest                                                    $      3,361    $      1,047
                                                                    ------------    ------------
        Income taxes                                                $          7    $         32
                                                                    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                           DIAMOND BRANDS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Diamond Brands Incorporated ("Holdings") and its wholly owned subsidiary, Diamond Brands Operating Corp. ("Operating Corp") and Operating Corp.'s wholly -owned subsidiaries, Forster Inc. and Empire Candle, Inc. after elimination of all material intercompany balances and transactions. Holdings and Operating Corp. are collectively referred to as "the Company".

     The Company is a leading manufacturer and marketer under two business segments (i) consumer products, consisting primarily of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery and straws ("Consumer Products"); and (ii) poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond, Forster and Empire brand names.

     The interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

2.   RECAPITALIZATION

     On March 3, 1998, the stockholders of the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with Seaver Kent - TPG Partners, L.P. and Seaver Kent I Parallel, L.P. (collectively "the Sponsors"), which provided for the recapitalization of the Company.

     Pursuant to the Recapitalization Agreement, in April 1998, the Company purchased from the existing stockholders 15,129,232 shares of the Company's common stock for $211.5 million by (i) issuing $100.0 million of senior subordinated notes and $45.1 million senior discount debentures, (ii) entering into a bank credit agreement which provided for $80.0 million in term loan facilities and a $25.0 million revolving credit facility, and
     (iii) selling redeemable preferred stock with warrants to the Sponsors and other investors for $47.0 million. The Sponsors and other investors exercised warrants for 417,382 shares of common stock at closing. The transaction was accounted for as a recapitalization for accounting purposes.

3.   LONG TERM DEBT

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

     The Company also entered into a bank credit agreement which provides for $80.0 million in term loan facilities due in installments through March 2006 and a $25.0 million revolving credit facility. As of March 31, 1999, the Company was in compliance with the provisions of its debt covenants.

4.   INCOME TAXES

     Effective with the Recapitalization (see Note 2) in April 1998, the Company converted from an S Corporation to a C Corporation and began accounting for income taxes using the liability method.

     The taxable income or loss of the Company for the three months ended March 31, 1998 is included in the individual returns of the stockholders for federal tax purposes and, to the extent allowed and elected, for state tax purposes. Accordingly, there is no provision for current income taxes for the three months ended March 31, 1998.

     The unaudited pro forma income tax expense is presented assuming the Company had been a C corporation since January 1, 1998.

5.   SEGMENT REPORTING

     The Company's reportable segments include consumer products and candles. The consumer products segment consists of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery and straws sold primarily to grocery, mass and drug store channels. The candles segment consists primarily of poured scented, air freshener and citronella candles sold through club, mass and grocery channels.

     Financial results of the Company's operating segments for the three months ended March 31, 1999 and 1998 are summarized below (dollars in millions):

                                                    1999                                   1998
                                     ----------------------------------     ----------------------------------
                                     Consumer                               Consumer
                                     Products     Candles       Total       Products     Candles       Total
                                     --------     --------     --------     --------     --------     --------
Net sales                               $22.3       $  4.1        $26.4        $21.2       $  5.3        $26.5
Gross profit (loss)                       8.4      (    .2)         8.2          7.0          1.2          8.2
Operating income (loss)                   5.2      (    .9)       $ 4.3          4.4           .4          4.8

                           DIAMOND BRANDS INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

The Company focuses manufacturing and marketing under two business segments:
(i) consumer products, consisting primarily of plastic cutlery/straws, wooden matches, toothpicks, clothespins and wooden crafts ("Consumer Products"); and
(ii) poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily under the nationally recognized Diamond, Forster and Empire brand names, which have been in existence since 1881, 1887 and 1950, respectively.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the three months ended March 31, 1999, sales to the Company's top 10 customers accounted for approximately 39% of the Company's gross sales, with one customer accounting for approximately 16% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin for Consumer Products, Candles, and the total for the Company.

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                  1999                                       1998
                                   ------------------------------------      ------------------------------------
                                                                (dollars in millions)
                                   Consumer                                  Consumer
                                   Products      Candles         Total       Products       Candles        Total
                                   --------      -------        -------      --------       -------       -------
Net Sales                            $22.3         $ 4.1          $26.4         $21.2         $ 5.3         $26.5
Cost of Sales                         13.9           4.3           18.2          14.2           4.1          18.3
                                     -----         -----          -----         -----         -----         -----
  Gross Profit (Loss)                  8.4           (.2)           8.2           7.0           1.2           8.2
Gross Margin %                        37.7%         (4.9%)         31.1%         33.0%         22.6%         30.9%
Selling, General
  and Administrative Expense           3.0            .5            3.5           2.4            .6           3.0
Goodwill Amortization(1)                .2            .2             .4            .2            .2            .4
                                     -----         -----          -----         -----         -----         -----
Operating Income (Loss)               $5.2         ($ .9)         $ 4.3         $ 4.4         $  .4         $ 4.8
EBITDA(2)                             $5.9         ($ .6)         $ 5.3         $ 5.1         $  .7         $ 5.8
                                     -----         -----          -----         -----         -----         -----
                                     -----         -----          -----         -----         -----         -----
EBITDA Margin(3)                      26.5%        (14.6%)         20.1%         24.1%         13.2%         22.0%

(1)   Excludes amortization of deferred financing costs.

(2) EBITDA represents operating income plus depreciation and amortization (excluding amortization of deferred financing costs). The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as a indicator of the Company's operating performance or cash flow as a measure of liquidity.

(3)   EBITDA margin represents EBITDA as a percentage of net sales.

                        THREE MONTHS ENDED MARCH 31, 1999
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

CONSUMER PRODUCTS

Net sales for the Consumer Products segment were $22.3 million for the three months ended March 31, 1999, a 5.2% increase over net sales of $21.2 million for the three months ended March 31, 1998. The increase was led by strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were $6.7 million, up 15.7% over the comparable three months of 1998, while wooden matches net sales totaled $5.3 million, 11.7% ahead of the comparable period.

Gross profit was $8.4 million, or 37.7% of net sales for the three months ended March 31, 1999, compared to $7.0 million or 33.0% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $3.0 million for the three months ended March 31, 1999, compared to $2.4 million for the comparable period in 1998. The increased spending was due to Year 2000 remediation and infrastructure improvements.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $5.9 million or 26.5% of net sales for the three months ended March 31, 1999, compared to $5.1 million or 24.1% for the same period in 1998.

CANDLES

Net sales for the Candle segment were $4.1 million for the three months ended March 31, 1999, or a 22.6% decrease from net sales of $5.3 million for the three months ended March 31, 1998. This decrease was caused by soft sales of spring scented candles and a realization decline of citronella products due to competitive pricing pressure (citronella unit volume increased 4.0% while realization dropped 17.4%).

Gross profit (loss) was ($0.2) million or (4.9%) for the three months ended March 31, 1999, compared to $1.2 million or 22.6% for the comparable period in 1998. This decline was caused primarily by (i) high promotions and allowances ($0.6 million), principally due to slotting amortization of Reflections air freshener candles; (ii) drop in citronella realization ($0.4 million); (iii) sales shortfall on scented candles ($0.3 million) and (iv) unabsorbed fixed manufacturing expenses ($0.2 million) due to the volume shortfall.

Selling, general and administrative expenses were $0.5 million versus $0.6 million for the three months ended March 31, 1998.

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) were $(0.6 million) or (14.6%) of net sales compared to $0.7 million or 13.2% in 1998.

INTEREST EXPENSE

Interest expense for three months ended March 31, 1999, was $5.9 million compared to $1.0 million for the comparable period in 1998. This increase was due to the increased debt load as the result of the April 21, 1998, recapitalization of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of March 31, 1999.

CASH FLOW - OPERATING ACTIVITIES. Cash provided by (used for) operating activities was ($0.5 million) for the three months ended March 31, 1999. Principle use of cash during this period was for seasonal inventory build to support the warm weather demand for cutlery, clothespins, and citronella candles. For the comparable period in 1998, cash provided was $3.5 million.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures for the three months ended March 31, 1999, were $1.0 million, primarily used to expand capacity at the Company's cutlery plant. Capital expenditures for the comparable quarter in 1998 were $0.5 million. The Company currently expects its capital expenditures for 1999 to be approximately $4.9 million.

CASH FLOW - FINANCING ACTIVITIES. Cash provided by (used for) financing activities was $1.6 million for the three months ended March 31, 1999, as compared to ($3.1 million) used in the 1998 comparable quarter. A distribution to stockholders of $3.7 million comprised the majority of the cash used for financing activities during the three months ended March 31, 1998.

OTHER MATTERS

INFLATION AND ECONOMIC TRENDS. Although its operations are affected by general economic trends, the Company does not believe that inflation has had a material impact on its results of operations during the past three fiscal years.

YEAR 2000. Many computer systems and software applications, including most of those used by the Company, identify dates using only the last two digits of the year. These systems are unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause certain systems or applications to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This could have an adverse effect on Diamond Brands, due to Diamond Brands' direct dependence on its own system and applications and indirect dependence on those of other entities with whom Diamond Brands must interact.

The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications, which will be Year 2000 compliant. The Company expects to complete the entire process by June 1999. In connection with this process, the Company has retained two information technology consulting groups.

The Company currently estimates that its costs through the year 2000 to enhance its information systems may cost approximately $1.4 million, of which $0.6 million has been paid to date. These costs include estimates for employee compensation on the project team, consultants, hardware and software. The Company does not anticipate incurring any additional expenses in connection with the Year 2000 issue.

As a result of implementation of the new information system, Diamond Brands is not likely to initiate other major systems projects in connection with the Year 2000 issue. There can be no assurance that Diamond Brands will not experience cost overruns or delays in connection with its plan for replacing or modifying systems.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipates," "plans," "believes," "estimates," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, price and product changes and promotional activity by competitors, the loss of a significant customer, the difficulties of integrating acquisitions, issues related to the year 2000, adverse publicity and product liability claims and dependence on key employees. The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DIAMOND BRANDS INCORPORATED (Registrant)

                         By: /s/ Thomas W. Knuesel
                            ----------------------------------------------------
                         Thomas W. Knuesel Vice President of Finance and
                         Chief Financial Officer (authorized officer, principal financial and accounting officer)

                         Date: May  11 , 1999
                                   ----