Form 10-Q
period 1999-06-30
DIAMOND BRANDS INC
filed 1999-08-11
CIK 1064049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicateby check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

As of August 9, 1999, 1,489,308 shares of common stock of the Registrant were issued and outstanding. Of total outstanding shares of common stock on August 9, 1999, 330,266 were held of record by affiliates. There is no established public trading market for such stock.

                Documents incorporated by reference: None

                           DIAMOND BRANDS INCORPORATED

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

        ITEM - 1.     Financial Statements (Unaudited)

                      Consolidated Balance Sheets

                      Consolidated Statements of Operations

                      Consolidated Statements of Cash Flow

                      Notes to Consolidated Financial Statements

        ITEM - 2.     Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition


PART II -      OTHER INFORMATION

     Signature

                           DIAMOND BRANDS INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)



                                                                                              June 30,        December 31,
                                                                                                1999              1998
                                                                                            -----------       ------------
                               ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $2,154 and $2,047                              $  18,709           $  16,094
    Inventories                                                                                 22,872              22,372
    Deferred income taxes                                                                        4,868               4,196
    Prepaid expenses                                                                             1,358                 999
                                                                                             ---------           ---------
        Total current assets                                                                    47,807              43,661

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $19,535 and $18,222                                             18,633              17,730

GOODWILL                                                                                        36,931              37,771

DEFERRED FINANCING COSTS                                                                         8,473               8,777
                                                                                             ---------           ---------
                                                                                             $ 111,844           $ 107,939
                                                                                             ---------           ---------
                                                                                             ---------           ---------

                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-tem debt                                                      $   3,875           $   2,750
    Accounts payable                                                                             6,081               9,410
    Accrued expenses                                                                             9,994               9,958
                                                                                             ---------           ---------
        Total current liabilities                                                               19,950              22,118

POSTRETIREMENT BENEFIT OBLIGATIONS                                                               1,559               1,559

DEFERRED INCOME TAXES                                                                               20                  20

LONG-TERM DEBT, net of current maturities                                                      233,815             226,373
                                                                                             ---------           ---------
        Total liabilities                                                                      255,344             250,070
                                                                                             ---------           ---------
COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.01 par value; 1,000,000 shares authorized;
    46,900 issued and outstanding, net of subscriptions receivable of $1,167                    38,836              36,068

STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 50,000,000 shares authorized;
        1,489,308 shares issued and outstanding                                                     15                  15
    Warrants                                                                                    10,614              10,614
    Additional paid in capital                                                                   1,488               1,488
    Accumulated deficit                                                                       (194,453)           (190,316)
                                                                                             ---------           ---------
        Total stockholders' deficit                                                           (182,336)           (178,199)
                                                                                             ---------           ---------
                                                                                             $ 111,844           $ 107,939
                                                                                             ---------           ---------
                                                                                             ---------           ---------

        The accompanying notes are an integral part of these consolidated balance sheets.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                             June 30,
                                                      ---------------------------          ----------------------------
                                                        1999               1998              1999                1998
                                                      --------           --------          ---------           --------
NET SALES                                             $ 33,289           $ 32,072           $ 59,672           $ 58,558

COST OF SALES                                           22,989             23,071             41,210             41,348
                                                      --------           --------           --------           --------
        Gross profit                                    10,300              9,001             18,462             17,210

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             3,785              9,654              7,265             12,634

GOODWILL AMORTIZATION                                      420                421                840                841
                                                      --------           --------           --------           --------
        Operating income (loss)                          6,095             (1,074)            10,357              3,735

INTEREST EXPENSE                                         6,468              6,590             12,399              7,637
                                                      --------           --------           --------           --------
        Loss before benefit for income taxes              (373)            (7,664)            (2,042)            (3,902)

BENEFIT FOR INCOME TAXES (Note 4)                          (77)            (2,831)              (673)            (2,831)
                                                      --------           --------           --------           --------
        Net loss                                          (296)            (4,833)            (1,369)            (1,071)

PREFERRED STOCK DIVIDENDS AND ACCRETION                  1,422                976              2,768                976
                                                      --------           --------           --------           --------
        Net loss applicable to common stock           $ (1,718)          $ (5,809)          $ (4,137)          $ (2,047)
                                                      --------           --------           --------           --------
                                                      --------           --------           --------           --------

PRO FORMA NET LOSS (Note 4):

    Loss before benefit for income taxes              $   (373)          $ (7,664)          $ (2,042)          $ (3,902)

    Pro forma income tax benefit                           (77)            (3,100)              (673)            (1,600)
                                                      --------           --------           --------           --------
    Pro forma net loss                                $   (296)          $ (4,564)          $ (1,369)          $ (2,302)
                                                      --------           --------           --------           --------
                                                      --------           --------           --------           --------

        The accompanying notes are an integral part of these consolidated financial statements.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)



                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                               ---------------------------
                                                                                                 1999               1998
                                                                                               --------           --------
OPERATING ACTIVITIES:
    Net loss                                                                                   $ (1,369)          $  (1,071)
    Adjustments to reconcile net loss to net cash provided by
        (used for) operating activities-
        Depreciation and amortization                                                             2,707               3,122
        Deferred income taxes                                                                      (672)             (2,010)
        Accretion of debentures                                                                   3,167               1,114
       Change in operating assets and liabilities-
            Accounts receivable                                                                  (2,615)             (2,299)
            Inventories                                                                            (500)               (603)
            Prepaid expenses                                                                       (359)             (1,551)
            Accounts payable                                                                     (3,329)                661
            Accrued expenses                                                                         36               2,931
                                                                                               --------            --------
            Net cash provided by (used for) operating activities                                 (2,934)                294
                                                                                               --------            --------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                   (2,216)             (1,273)
                                                                                               --------            --------
FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                                                9,400              23,700
    Repayments of bank revolving line of credit                                                  (3,000)            (22,450)
    Borrowings on long-term debt                                                                      -             225,105
    Repayments of long-term debt                                                                 (1,000)            (44,872)
    Net proceeds from preferred stock and warrants                                                    -              44,529
    Repurchase of common stock                                                                        -            (211,421)
    Exercise of warrants                                                                              -                   4
    Exercise of options                                                                               -               1,258
    Distributions to stockholders                                                                     -              (5,454)
    Debt issuance costs                                                                            (250)             (9,420)
                                                                                               --------            --------
            Net cash provided by financing activities                                             5,150                 979
                                                                                               --------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             -                   -

CASH AND CASH EQUIVALENTS, beginning of period                                                        -                   -
                                                                                               --------            --------
CASH AND CASH EQUIVALENTS, end of period                                                       $      -            $      -
                                                                                               --------            --------
                                                                                               --------            --------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for-
        Interest                                                                               $  9,130            $  4,676
                                                                                               --------            --------
                                                                                               --------            --------
        Income taxes                                                                           $      7            $     32
                                                                                               --------            --------
                                                                                               --------            --------

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

    The bank credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 1999.

4.  INCOME TAXES
    Effective with the Recapitalization (see Note 2) in April 1998, the Company converted from an S Corporation to a C Corporation and began accounting for income taxes using the liability method.

    The taxable income or loss of the Company for the period ended April 20, 1998, is included in the individual returns of the stockholders for federal tax purposes and, to the extent allowed and elected, for state tax purposes. Accordingly, there is no provision for current income taxes for that period.

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

    Financial results of the Company's operating segments for the six months ended June 30, 1999 and 1998 are summarized below (dollars in millions):


                                            1999                                         1998
                             -------------------------------------       -------------------------------------
                             Consumer                                    Consumer
                             Products      Candles          Total        Products       Candles          Total
                             --------      -------          -----        --------       -------          -----
Net sales                    $  51.9        $  7.8         $  59.7        $  48.9        $  9.6          $ 58.5
Gross profit (loss)             19.5          (1.0)           18.5           16.4            .8            17.2
Operating income loss           12.7          (2.3)        $  10.4            5.0          (1.3)            3.7

                           DIAMOND BRANDS INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

The Company focuses manufacturing and marketing under two business units: (i) consumer products, consisting primarily of plastic cutlery/straws, wooden matches, toothpicks, clothespins and wooden crafts ("Consumer Products"); and
(ii) poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily under the nationally recognized Diamond, Forster and Empire brand names, which have been in existence since 1881, 1887 and 1950, respectively.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the six months ended June 30, 1999, sales to the Company's top 10 customers accounted for approximately 42% of the Company's gross sales, with one customer accounting for approximately 18% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin for Consumer Products, Candles, and the total for the Company.

                        THREE MONTHS ENDED JUNE 30, 1999
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


                                           1999                             1998
                               -------------------------------   ------------------------------
                                                     (dollars in millions)

                               Consumer                          Consumer
                               Products   Candles      Total     Products   Candles       Total
                               --------   -------      -----     --------   -------       -----
Net Sales                        $29.6      $ 3.7       $33.3      $27.8      $ 4.3       $32.1
Cost of Sales                     18.4        4.6        23.0       18.3        4.8        23.1
                                  ---         ---        ----       ----       ----        ----
  Gross Profit (Loss)             11.2        (.9)       10.3        9.5        (.5)        9.0
Gross Margin %                    37.8%     (24.3%)      30.9%      34.2%     (11.6%)      28.0%
Selling, General
  and Administration Expense       3.4         .4         3.8        8.7        1.0         9.7
Goodwill Amortization               .2         .2          .4         .2         .2          .4
                                   ---        ---         ---        ---        ---         ---
Operating Income (Loss) (1)      $ 7.6      ($1.5)      $ 6.1      $  .6      ($1.7)      ($1.1)
EBITDA (2)                         8.3      ($1.1)      $ 7.2      $ 1.3      ($1.3)          0
Recapitalization Expense (3)         -          -           -        5.8         .3         6.1
Adjusted EBITDA (4)                8.3      ($1.1)        7.2        7.1       (1.0)        6.1
                                 -----      -----       -----      -----      -----       -----
                                 -----      -----       -----      -----      -----       -----
Adjusted EBITDA
    Margin (5)                    28.0%     (29.7%)      21.6%      25.6%     (23.3%)      19.0%

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

(3) Represents one time costs incurred in connection with the Recapitalization including brokerage fee ($2.7 million), change in control management bonuses and option payments ($2.2 million), and legal and professional fees ($1.2 million).

(4) Represents EBITDA excluding Recapitalization Expenses.

(5) EBITDA margin represents EBITDA as a percentage of net sales.

CONSUMER PRODUCTS
Net sales for the Consumer Products segment were $29.6 million for the three months ended June 30, 1999, a 6.5% increase over net sales of $27.8 million for the three months ended June 30, 1998. The increase was led by a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were $13.7 million, up 17.1% over the comparable three months of 1998, while wooden matches net sales totaled $4.8 million, 14.0% ahead of the comparable period.

Gross profit was $11.2 million or 37.8% of net sales for the three months ended June 30, 1999, compared to $9.5 million or 34.2% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $3.4 million for the three months ended June 30, 1999, compared to $8.7 million for the comparable period in 1998 which included $5.8 million in one time Recapitalization expenses. After adjusting 1998 for Recapitalization expenses, the increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $8.3 million or 28.0% of net sales for the three months ended June 30, 1999, compared to Adjusted EBITDA of $7.1 million or 25.6% for the same period in 1998.

CANDLES
Net sales for the Candle segment were $3.7 million for the three months ended June 30, 1999, a 14.0% decrease over net sales of $4.3 million for the three months ended June 30, 1998. This decrease was caused by soft sales of scented candles and a realization decline for citronella products due to competitive pricing pressure (citronella realization dropped 9.3%).

Gross profit (loss) was ($0.9) million or (24.3%) for the three months ended June 30, 1999, compared to ($0.5) million or (11.6%) for the comparable period in 1998. This decline was caused primarily by the drop in citronella candle realization ($0.2 million) and sales shortfall on higher margin scented candles ($0.2 million).

Selling, general and administrative expenses were $0.4 million for the three month period ending June 30, 1999, compared to $1.0 million (includes $0.3 million of Recapitalization Expenses) for the three months ended June 30, 1998.

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) was $(1.1 million) or (29.7%) of net sales compared to Adjusted EBITDA of ($1.0 million) or (23.3%) of net sales for the comparable period in 1998.

INTEREST EXPENSE
Interest expense for three months ended June 30, 1999 was $6.5 million compared to $6.6 million for the comparable period in 1998. Interest expense decreased $0.1 million as the one-time expensing of bridge commitment fees ($1.0 million) related to the recapitalization in April 1998, and the write off of deferred finance costs ($0.7 million) related to pre-recapitalization debt in 1998 was offset somewhat by higher average debt load for the three month period ended June 30, 1999.

                         SIX MONTHS ENDED JUNE 30, 1999
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1998



                                             1999                             1998
                               -----------------------------    ------------------------------
                                                     (dollars in millions)

                               Consumer                          Consumer
                               Products   Candles       Total    Products    Candles     Total
                               --------   -------       -----    --------    -------     -----
Net Sales                        $51.9      $ 7.8       $59.7      $48.9      $ 9.6      $58.5
Cost of Sales                     32.4        8.8        41.2       32.5        8.8       41.3
                                  ----       ----        ----       ----        ---       ----
  Gross Profit (Loss)             19.5       (1.0)       18.5       16.4         .8       17.2
Gross Margin %                    37.6%     (12.8%)      31.0%      33.5%       8.3%      29.4%
Selling, General
  and Administration Expense       6.4         .9         7.3       11.0        1.7       12.7
Goodwill Amortization               .4         .4          .8         .4         .4         .8
                                   ---        ---         ---        ---        ---        ---
Operating Income (Loss) (1)      $12.7      ($2.3)      $10.4      $ 5.0      ($1.3)     $ 3.7
EBITDA (2)                       $14.2      ($1.7)      $12.5      $ 6.4      ($ .5)     $ 5.9
Recapitalization Expense (3)         -          -           -        5.8         .3        6.1
Adjusted EBITDA (4)              $14.2      ($1.7)      $12.5      $12.2        (.2)      12.0
                                 -----      -----       -----      -----       ----      -----
                                 -----      -----       -----      -----       ----      -----
Adjusted EBITDA
    Margin (5)                    27.4%     (21.8%)      20.9%      24.9%      (2.1%)     20.5%

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

(3) Represents one time costs incurred in connection with the Recapitalization including brokerage fee ($2.7 million) change in control management bonuses and option payments ($2.2 million) legal and professional fees ($1.2 million).

(4) Represents EBITDA excluding Recapitalization Expenses.

(5) EBITDA margin represents EBITDA as a percentage of net sales.

CONSUMER PRODUCTS
Net sales for the Consumer Products segment were $51.9 million for the six months ended June 30, 1999, a 6.1% increase over net sales of $48.9 million for the six months ended June 30, 1998. The increase resulted from a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were $20.4 million, up 16.6% over the comparable six months of 1998, while wooden matches net sales totaled $10.1 million, 12.8% ahead of the comparable period.

Gross profit was $19.5 million or 37.6% of net sales for the six months ended June 30, 1999, compared to $16.4 million or 33.5% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $6.4 million for the six months ended June 30, 1999, compared to $11.0 million for the comparable period in 1998 which included $5.8 million in one time Recapitalization expenses. After adjusting 1998 for Recapitalization expenses, the increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $14.2 million or 27.4% of net sales for the six months ended June 30, 1999, compared to Adjusted EBITDA of $12.2 million or 24.9% for the same period in 1998.

CANDLES
Net sales for the Candle segment were $7.8 million for the six months ended June 30, 1999, a 18.8% decrease over net sales of $9.6 million for the six months ended June 30, 1998. This decrease was caused by soft sales of scented candles and a realization decline for citronella products due to competitive pricing pressure.

Gross profit (loss) was ($1.0) million or (12.8%) for the six months ended June 30, 1999, compared to $0.8 million or 8.3% for the comparable period in 1998. This decrease was primarily the result of (i) sales volume decline ($0.6 million); (ii) drop in citronella candle realization due to competitive pricing pressures ($0.7 million); (iii) high freight and distribution costs ($0.2 million); (iv) and increase in promotion and allowance spending ($0.2 million).

Selling, general and administrative expenses were $0.9 million versus $1.7 million (includes $0.3 of Recapitalization Expenses) for the six months ended June 30, 1998.

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) was $(1.7 million) or (21.8%) of net sales compared to Adjusted EBITDA of ($0.2 million) or (2.1%) for the comparable six months in 1998.

INTEREST EXPENSE
Interest expense for six months ended June 30, 1999 was $12.4 million compared to $7.6 million for the comparable period in 1998. This increase was due to the increase in debt as the result of the April 21, 1998 Recapitalization of the Company.

LIQUIDITY AND CAPITAL RESOURCES
The senior credit agreement was amended on March 5, 1999, allowing for certain non-re-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 1999.

CASH FLOW - OPERATING ACTIVITIES. Cash provided by (used for) operating activities was ($2.9) million for the six months ended June 30, 1999 as compared to $0.3 million cash provided for the comparable period in 1998. Principle uses of cash for the six months ended June 30, 1999 were for seasonal receivable increases as the result of warm weather product sales for cutlery, clothespins, and citronella candles, and the timing of accounts payable payments.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures for the six months ended June 30, 1999, were $2.2 million, primarily used to expand capacity at the cutlery plant. Capital expenditures for the comparable period in 1998 were $1.3 million. The Company currently expects its capital expenditures for 1999 to be approximately $4.9 million.

CASH FLOW - FINANCING ACTIVITIES. Cash provided by financing activities was $5.2 million for the six months ended June 30, 1999, as compared to $1.0 million for the comparable period in 1998. Borrowing under the bank agreement for Working Capital requirements comprised the majority of the financing activities for the six months ended June 30, 1999. The recapitalization of the Company on April 21, 1998 comprised the majority of the financing activities for the six months ended June 30, 1998.

OTHER MATTERS
PLANT CONSOLIDATION. On June 25, 1999, the Company announced plans to consolidate the candle manufacturing operations into its existing Cloquet, Minnesota plant by the end of the third quarter of 1999. The current candle manufacturing facility in Kansas City, Kansas will continue to operate as a distribution center, at least until the termination of the lease in July, 2000. The costs associated with the plant consolidation will be recognized in the third and fourth quarters of 1999 and relate primarily to severance costs of terminated employees and moving expenses for manufacturing equipment. These costs are not expected to exceed $0.5 million.

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

The Company has replaced or modified all of the Company's current computer systems and software applications to be Year 2000 compliant. The Company currently estimates that its costs through the year 2000 to enhance its information systems will cost approximately $1.4 million, of which $0.9 million has been paid to date. These costs include estimates for employee compensation, consultants, hardware and software.

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


                              DIAMOND BRANDS INCORPORATED (Registrant)
                              By:/s/ Thomas W. Knuesel
                                     -----------------

                              Thomas W. Knuesel , Vice President of
                              Finance and Chief Financial Officer
                              (authorized officer, principal financial and accounting officer)


                              Date: August 9, 1999