Form 10-Q
period 1999-09-30
DIAMOND BRANDS INC
filed 1999-11-15
CIK 1064049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 15, 1999, 1,489,308 shares of common stock of the Registrant were issued and outstanding. Of total outstanding shares of common stock on November 15, 1999, 330,266 were held of record by affiliates. There is no established public trading market for such stock.

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

PART II - OTHER INFORMATION

    Signature

                        DIAMOND BRANDS INCORPORATED
                  Consolidated Balance Sheets (Unaudited)
             (In Thousands, Except Share and Per Share Amounts)

                                                                                           September 30,    December 31,
                                                                                               1999             1998
                                                                                             ---------       ----------
                                       ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $985 and $1,035                                 $ 15,930         $ 12,379
    Inventories                                                                                 12,902           11,966
    Deferred income taxes                                                                       16,087            4,196
    Prepaid expenses                                                                               694              980
    Net assets from discontinued operations                                                        578           26,508
                                                                                             ---------       ----------
        Total current assets                                                                    46,191           56,029

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $19,347 and $17,715                                             15,815           14,498

GOODWILL                                                                                        24,561           25,100

DEFERRED FINANCING COSTS                                                                         8,321            8,777
                                                                                             ---------       ----------
                                                                                             $  94,888       $  104,404
                                                                                             =========       ==========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-tem debt                                                        $ 4,250          $ 2,750
    Accounts payable                                                                             7,588            5,801
    Accrued expenses                                                                            12,920           10,032
                                                                                             ---------       ----------
        Total current liabilities                                                               24,758           18,583

POSTRETIREMENT BENEFIT OBLIGATIONS                                                               1,559            1,559

DEFERRED INCOME TAXES                                                                               20               20

LONG-TERM DEBT, net of current maturities                                                      229,056          226,373
                                                                                             ---------       ----------
        Total liabilities                                                                      255,393          246,535
                                                                                             ---------       ----------
COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.01 par value; 1,000,000 shares authorized;
    46,900 issued and outstanding, net of subscriptions receivable of $1,167                    40,279           36,068

STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 50,000,000 shares authorized;
        1,489,308 shares issued and outstanding                                                     15               15
    Warrants                                                                                    10,614           10,614
    Additional paid in capital                                                                   1,488            1,488
    Accumulated deficit                                                                       (212,901)        (190,316)
                                                                                             ---------       ----------
        Total stockholders' deficit                                                           (200,784)        (178,199)
                                                                                             ---------       ----------
                                                                                             $  94,888       $  104,404
                                                                                             =========       ==========

             The accompanying notes are an integral part of these
                        consolidated balance sheets.

                          DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Operations (Unaudited)
                                (In Thousands)

                                                                     Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                                    -------------------------------------------------------------
                                                                       1999              1998             1999             1998
                                                                    ---------          --------          -------          -------

NET SALES                                                            $ 24,234          $ 24,024         $ 76,120         $ 72,968

COST OF SALES                                                          14,682            15,154           47,050           47,682
                                                                     --------          --------         --------          -------
        Gross profit                                                    9,552             8,870           29,070           25,286

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            2,812             2,704            9,221           13,784

GOODWILL AMORTIZATION                                                     180               180              540              540
                                                                     --------          --------         --------          -------
        Operating income                                                6,560             5,986           19,309           10,962

INTEREST EXPENSE                                                        6,366             5,951           18,765           13,588
                                                                     --------          --------         --------          -------
        Income (loss) from continuing operations before
           provision (benefit) for income taxes                           194                35              544           (2,626)

PROVISION (BENEFIT) FOR INCOME TAXES                                      151                86              434            (2,248)
                                                                     --------          --------         --------          -------
        Income (loss) from continuing operations                           43               (51)             110             (378)

DISCONTINUED OPERATIONS (Note 2):
  Loss from discontinued operations, net of income tax
     benefit of $1,672, $18, $2,628 and $515, respectively             (2,505)              (28)          (3,941)            (772)
  Loss on disposal, net of income tax benefit of $9,696 for 1999      (14,543)               -           (14,543)              -
                                                                     --------          --------         --------          -------
        Loss from discontinued operations                             (17,048)              (28)         (18,484)            (772)
                                                                     --------          --------         --------          -------
        Net loss                                                      (17,005)              (79)         (18,374)          (1,150)

PREFERRED STOCK DIVIDENDS AND ACCRETION                                 1,443             1,255            4,211            3,756
                                                                     --------          --------         --------          -------
        Net loss applicable to common stock                          $(18,448)         $ (1,334)        $(22,585)         $(4,906)
                                                                     ========          ========         ========          =======

PRO FORMA INCOME (LOSS) FROM CONTINUING OPERATIONS:
    Income (loss) from continuing operations before
       provision (benefit) for income taxes                          $    194          $     35         $    544          $(2,626)
    Pro forma provision (benefit) for income taxes (Note 5)               151                86              434           (1,100)
                                                                     --------          --------         --------          --------
    Pro forma income (loss) from continuing operations               $     43          $    (51)        $    110          $(1,526)
                                                                     ========          ========         ========          =======

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      1999              1998
                                                                                  ----------------------------
OPERATING ACTIVITIES:
    Net loss                                                                       $ (18,374)         $ (1,150)
    Net assets of discontinued operations                                             25,930             2,515
    Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations-
        Depreciation and amortization                                                  3,010             3,414
        Deferred income taxes                                                        (11,891)           (1,942)
        Accretion of debentures                                                        4,808             2,566
        Change in operating assets and liabilities-
            Accounts receivable                                                       (3,551)           (3,564)
            Inventories                                                                 (936)             (706)
            Prepaid expenses                                                             286            (1,470)
            Accounts payable                                                           1,787               656
            Accrued expenses                                                           2,888             4,972
                                                                                   ---------          --------
            Net cash provided by operating activities of continuing operations         3,957             5,291
                                                                                   ---------          --------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                        (2,949)           (1,395)
                                                                                   ---------          --------
            Net cash used for investing activities of continuing operations           (2,949)           (1,395)
                                                                                   ---------          --------

FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                                    17,400            27,200
    Repayments of bank revolving line of credit                                      (16,150)          (30,700)
    Borrowings on long-term debt                                                                       225,105
    Repayments of long-term debt                                                      (1,875)          (44,997)
    Net proceeds from preferred stock and warrants                                                      44,529
    Repurchase of common stock                                                                        (211,421)
    Exercise of warrants                                                                                     4
    Exercise of options                                                                                  1,258
    Distributions to stockholders                                                          -            (5,454)
    Debt issuance costs                                                                 (383)           (9,420)
                                                                                   ---------          --------
            Net cash (used for) financing activities of continuing operations         (1,008)           (3,896)
                                                                                   ---------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  -                 -

CASH AND CASH EQUIVALENTS, beginning of period                                             -                 -
                                                                                   ---------          --------
CASH AND CASH EQUIVALENTS, end of period                                           $       -          $      -
                                                                                   =========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
        Interest                                                                   $  10,537          $  6,400
                                                                                   =========          ========
        Income taxes                                                               $       7          $     32
                                                                                   =========          ========


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

     The Company is a leading manufacturer and marketer under two business segments (i) consumer products, consisting primarily of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery and straws ("Consumer Products"); and (ii) poured scented, air freshener and citronella candles ("Candles"). The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond, Forster and Empire brand names. The Board of Directors of the Company approved the divestiture of its Candle Operations (see note 2), and is included as discontinued operations in the consolidated financial statements for all periods presented.

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

2.   DISCONTINUED OPERATIONS

     Effective September 30, 1999, the Board of Directors of the Company approved the divestiture of the Candle operations of the Company. Operations are expected to cease on or before June 30, 2000. Net sales were $4.5 million and $6.7 million for the three months ended September 30, 1999 and 1998, respectively. Net sales were $12.3 million and $16.3 million for the nine months ended September 30, 1999 and 1998, respectively.

     The losses of the Candle operations for the three months ended September 30, 1999 and 1998 were $2.5 million and $0.1 million, respectively. The losses for the nine months ended September 30, 1999 and 1998 were $3.9 million and $0.8 million, respectively. The losses of the Candle operations for all periods presented are included in the consolidated statements of operations under "Loss from Discontinued Operations."

     The provision for the "Loss on Disposal" reflected in the consolidated income statement totaled $14.6 million, including the write down of assets by $23.1 million to net realizable value, estimated costs of disposal and run off costs of $1.2 million, less the expected tax benefit of $9.7 million.

3.   RECAPITALIZATION

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

     The bank credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of September 30, 1999.

5.   INCOME TAXES

     Effective with the Recapitalization (see Note 3) in April 1998, the Company converted from an S Corporation to a C Corporation and began accounting for income taxes using the liability method.

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

6.   SEGMENT REPORTING

     The Company's reportable segments include consumer products and candles. The consumer products segment consists of wooden matches, toothpicks, clothespins and wooden crafts, and plastic cutlery and straws sold primarily to grocery, mass and drug store channels. The candle segments consists primarily of poured scented, air freshener and citronella candles sold through club, mass and grocery channels. The candle operations were approved for divestiture in September, 1999 (see note2).

     Financial results of the Company's operating segments for the nine months ended September 30, 1999 and 1998 are summarized below (dollars in millions):

                                                     1999                                      1998
                                     ----------------------------------      -----------------------------------
                                     Consumer                                Consumer
                                     Products      Candles (1)    Total      Products       Candles (1)    Total
                                     --------      -----------    -----      --------       -------        -----
Net sales                            $76.1         $ 12.3         $88.4      $73.0          $ 16.3         $89.3
Gross profit (loss)                   29.0           (3.6)         25.4       25.3             1.6          26.9
Operating income (loss)               19.3           (6.6)        $12.7       11.0            (1.3)          9.7

     (1) Included in discontinued operations in the consolidated statements of operations.

                          DIAMOND BRANDS INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

The Company manufactures and markets consumer products, consisting primarily of plastic cutlery/straws, wooden matches, toothpicks, clothespins and wooden crafts. The Company's products are marketed primarily under the nationally recognized Diamond and Forster brand names, which have been in existence since 1881 and 1887, respectively.

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the nine months ended September 30, 1999, sales to the Company's top 10 customers accounted for approximately 46% of the Company's gross sales, with one customer accounting for approximately 18% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin, for the continuing operations of the Company, with 1998 comparable results of continuing operations restated to exclude discontinued operations.

                       THREE MONTHS ENDED SEPTEMBER 30, 1999
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                                           1999                1998
                                        ---------           ---------
                                            (dollars in millions)
                                          Total               Total
Net Sales                                 $24.2               $24.0
Cost of Sales                              14.6                15.1
                                        -------             -------
  Gross Profit                              9.6                 8.9
Gross Margin %                             39.7%               37.1%
Selling, General
  and Administration Expense                2.8                 2.7
Goodwill Amortization                        .2                  .2
                                        -------             -------
Operating Income (1)                     $  6.6               $ 6.0
Interest Expense                         $  6.4               $ 6.0
EBITDA (2)                               $  7.3               $ 6.7
                                        =======              ======
EBITDA Margin (3)                          30.2%               27.9%

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

Net sales for the Company were $24.2 million for the three months ended September 30, 1999, a 0.8% increase over net sales of $24.0 million for the three months ended September 30, 1998. The increase was led by a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were up 10.6% over the comparable three months of 1998, while wooden matches net sales increased 4.6% over the comparable period for the previous year.

Gross profit was $9.6 million or 39.7% of net sales for the three months ended September 30, 1999, compared to $8.9 million or 37.1% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches;
(ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $2.8 million for the three months ended September 30, 1999, compared to $2.7 million for the comparable period in 1998. The increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Interest expense for three months ended September 30, 1999 was $6.4 million compared to $6.0 million for the comparable period in 1998. The increase was caused primarily by higher interest rates on the Company's senior debt facility.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.3 million or 30.2% of net sales for the three months ended September 30, 1999, compared to EBITDA of $6.7 million or 27.9% for the same period in 1998.

RESULTS OF DISCONTINUED OPERATIONS

Effective September 30, 1999, the Board of Directors approved the divestiture of the Candle operations of the Company. Operations are expected to cease on or before June 30, 2000. Net sales from such operations were $4.5 million for the three month period ended September 30, 1999 as compared to $6.7 million for the comparable period in 1998.

The net losses of the Candle operations for the three month period ended September 30, 1999 totaled $2.5 million, and are included in the consolidated income statement under "Loss from Discontinued Operations."

The provision for the "Loss on Disposal of Discontinued Operations" reflected in the consolidated income statement totaled $14.6 million, including the write down of assets by $23.1 million to net realizable value, estimated costs of disposal and run off costs $1.2 million, less the expected tax benefit of $9.7 million.

RESULTS OF CONTINUING OPERATIONS

                       NINE MONTHS ENDED SEPTEMBER 30, 1999
                 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

                                        1999                1998
                                     ------------       ------------
                                          (dollars in millions)
                                        Total               Total
Net Sales                               $76.1               $73.0
Cost of Sales                            47.1                47.7
                                      -------             -------
  Gross Profit                           29.0                25.3
Gross Margin %                           38.1%               34.7%
Selling, General
  and Administration Expense              9.2                13.8
Goodwill Amortization                      .5                  .5
                                      -------             -------
Operating Income (1)                    $19.3               $11.0
Interest Expense                        $18.8               $13.6
EBITDA (2)                              $21.4               $13.1
Recapitalization Expense (3)                -               $ 5.8
Adjusted EBITDA (4)                     $21.4               $18.9
                                      =======             =======
Adjusted EBITDA
    Margin  (5)                          28.1%               25.9%

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

(3) Represents one time costs incurred in connection with the Recapitalization including brokerage fee ($2.7 million) change in control management bonuses and option payments ($1.9 million) legal and professional fees ($1.2 million).

(4)  Represents EBITDA excluding Recapitalization Expenses.

(5)  EBITDA margin represents EBITDA as a percentage of net sales.

Net sales were $76.1 million for the nine months ended September 30, 1999, a 4.2% increase over net sales of $73.0 million for the nine months ended September 30, 1998. The increase resulted from a strong sales performance in plastic cutlery/straws and wooden matches. Cutlery/straws net sales were up 14.8% over the comparable nine months of 1998, while wooden matches net sales were 9.7% ahead of the comparable period.

Gross profit was $29.0 million or 38.1% of net sales for the nine months ended September 30, 1999, compared to $25.3 million or 34.7% for the comparable period in 1998. This increase was achieved through (i) the increased sales volume of cutlery/straws and wooden matches; (ii) operating efficiencies at the related plants; and (iii) favorable product sales mix.

Selling, general and administrative expenses were $9.2 million for the nine months ended September 30, 1999, compared to $13.8 million for the comparable period in 1998 which included $5.8 million in one time Recapitalization expenses. After adjusting 1998 for Recapitalization expenses, the increased spending was due to year 2000 remediation, marketing spending on consumer awareness, and infrastructure improvements.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $21.4 million or 28.1% of net sales for the nine months ended September 30, 1999, compared to Adjusted EBITDA of $18.9 million or 25.9% for the same period in 1998.

Interest expense for nine months ended September 30, 1999 was $18.8 million compared to $13.6 million for the comparable period in 1998. This increase was due primarily to the increase in debt as the result of the April 21, 1998 Recapitalization of the Company.

RESULTS OF DISCONTINUED OPERATIONS
Effective September 30, 1999, the Board of Directors approved the divestiture of the Candle operations of the Company. Operations are expected to cease on or before June 30, 2000. Net sales from such operations were $12.3 million for the nine months ended September 30, 1999, and $16.3 million for the comparable period in 1998.

The losses of the Candle operations for the nine months ended September 30, 1999 totaled $3.9 million, and are included in the consolidated income statement under "Loss from Discontinued Operations".

The provision for the "Loss on Disposal of Discontinued Operations" reflected in the consolidated income statement totaled $14.6 million, including the write down of assets by $23.1 million to net realizable value, estimated costs of disposal and run off costs $1.2 million, less the expected tax benefit of $9.7 million.

LIQUIDITY AND CAPITAL RESOURCES
The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999, for the purpose of calculating covenant compliance. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of September 30, 1999.

CASH FLOW - OPERATING ACTIVITIES. Cash provided by (used for) operating activities was $4.0 million for the nine months ended September 30, 1999 as compared to $5.3 million cash provided for the comparable period in 1998.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures for the nine months ended September 30, 1999, were $2.9 million, primarily used to expand capacity at the cutlery plant. Capital expenditures for the comparable period in 1998 were $1.4 million.

CASH FLOW - FINANCING ACTIVITIES. Cash used for financing activities was $1.0 million for the nine months ended September 30, 1999, as compared to $3.9 million for the comparable period in 1998. Borrowing and repayments under the bank agreement for Working Capital requirements comprised the majority of the financing activities for the nine months ended September 30, 1999. The recapitalization of the Company on April 21, 1998 comprised the majority of the financing activities for the nine months ended September 30, 1998.

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

The Company has replaced or modified all of the Company's current computer systems and software applications to be Year 2000 compliant. The Company currently estimates that its costs through the year 2000 to enhance its information systems will cost approximately $1.9 million, of which $1.3 million has been paid to date. These costs include estimates for employee compensation, consultants, hardware and software.

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


                                   Date: November 15, 1999