Form 10-Q
period 2000-03-31
DIAMOND BRANDS INC
filed 2000-05-05
CIK 1064049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

As of May 5, 2000, 1,482,600 shares of common stock of the Registrant were issued and outstanding. Of total outstanding shares of common stock on May 3, 2000, 330,266 were held of record by affiliates. There is no established public trading market for such stock.


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

                      Consolidated Statements of Operations

                      Consolidated Statements of Cash Flow

                      Notes to Consolidated Financial Statements

         ITEM - 2.    Management's Discussion and Analysis of Results
                      Of Operations and Financial Condition


PART II - OTHER INFORMATION

         Signature

                           DIAMOND BRANDS INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                                                       March 31,      December 31,
                                                                                         2000            1999
                                                                                      -----------     -------------
                                            ASSETS
CURRENT ASSETS:
  Accounts receivable, net of allowances of $1,303 and $1,354                          $  11,014        $  14,311
  Inventories                                                                             16,823           12,084
  Deferred income taxes                                                                    3,096            2,671
  Prepaid expenses                                                                           570              590
  Net assets from discontinued operations                                                    474            1,589
                                                                                       ---------        ---------
    Total current assets                                                                  31,977           31,245

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation of $20,813 and $19,347                                         16,990           16,188

GOODWILL                                                                                  24,201           24,381

DEFERRED INCOME TAXES                                                                     10,212           10,212

DEFERRED FINANCING COSTS                                                                   7,706            7,988
                                                                                       ---------        ---------
                                                                                       $  91,086        $  90,014
                                                                                       ---------        ---------
                                                                                       ---------        ---------
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-tem debt                                                  $   5,000        $   4,625
  Accounts payable                                                                         5,609            5,768
  Accrued expenses                                                                        11,379            7,702
                                                                                       ---------        ---------
    Total current liabilities                                                             21,988           18,095

POSTRETIREMENT BENEFIT OBLIGATIONS                                                         1,497            1,497

LONG-TERM DEBT, net of current maturities                                                227,233          228,736
                                                                                       ---------        ---------
    Total liabilities                                                                    250,718          248,328
                                                                                       ---------        ---------
COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.01 par value; 1,000,000 shares authorized; 46,400
  issued and outstanding, net of subscriptions receivable of $917                         43,232           41,684

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value; 50,000,000 shares authorized;
    1,482,600 shares issued and outstanding                                                   15               15
  Warrants                                                                                10,484           10,484
  Additional paid in capital                                                               1,488            1,488
  Accumulated deficit                                                                   (214,851)        (211,985)
                                                                                       ---------        ---------
    Total stockholders' deficit                                                         (202,864)        (199,998)
                                                                                       ---------        ---------
                                                                                       $  91,086        $  90,014
                                                                                       ---------        ---------
                                                                                       ---------        ---------


The accompanying notes are an integral part of these consolidated balance sheets.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                             2000                1999
                                                                          ---------------  ---------------
NET SALES                                                                   $ 23,282             $ 22,266

COST OF SALES                                                                 15,107               13,906
                                                                            --------             --------
    Gross profit                                                               8,175                8,360

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   3,151                3,009

GOODWILL AMORTIZATION                                                            180                  180
                                                                            --------             --------
    Operating income                                                           4,844                5,171

INTEREST EXPENSE                                                               6,088                5,931
                                                                            --------             --------
    Loss from continuing operations before benefit
      for income taxes                                                        (1,244)                (760)

BENEFIT FOR INCOME TAXES                                                        (426)                (233)
                                                                            --------             --------
    Loss from continuing operations                                             (818)                (527)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations, net of income tax benefit of
   $0 and $363                                                                     -                 (544)
                                                                            --------             --------
    Net loss                                                                    (818)              (1,071)

PREFERRED STOCK DIVIDENDS AND ACCRETION                                        1,548                1,346
                                                                            --------             --------
    Net loss applicable to common stock                                     $ (2,366)            $ (2,417)
                                                                            --------             --------
                                                                            --------             --------


The accompanying notes are an integral part of these consolidated financial statements.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                         --------------------------------
                                                                                             2000              1999
                                                                                         --------------    --------------
OPERATING ACTIVITIES:
  Net loss                                                                                 $    (818)        $  (1,071)
  Net assets of discontinued operations                                                        1,115            (1,999)
  Adjustments to reconcile net loss to net cash provided by (used for) operating activities of continuing operations-
    Depreciation and amortization                                                              1,064               992
    Deferred income taxes                                                                       (425)             (595)
    Accretion of debentures                                                                    1,747             1,542
    Change in operating assets and liabilities-
      Accounts receivable                                                                      3,297             1,210
      Inventories                                                                             (4,739)           (2,816)
      Prepaid expenses                                                                            20                (5)
      Accounts payable                                                                          (159)             (896)
      Accrued expenses                                                                         3,677             2,894
                                                                                           ---------         ---------
      Net cash provided by (used for) operating activities of continuing operations            4,779              (744)
                                                                                           ---------         ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                  (1,404)             (831)
                                                                                           ---------         ---------
      Net cash used for investing activities of continuing operations                         (1,404)             (831)
                                                                                           ---------         ---------

FINANCING ACTIVITIES:
  Borrowings under bank revolving line of credit                                                   -             4,050
  Repayments of bank revolving line of credit                                                   (750)           (2,100)
  Repayments of long-term debt                                                                (2,125)             (125)
  Repurchase of common stock                                                                    (500)                -
  Debt issuance costs                                                                              -              (250)
                                                                                           ---------         ---------
      Net cash provided by (used for) financing activities of continuing operations           (3,375)            1,575
                                                                                           ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          -                 -

CASH AND CASH EQUIVALENTS, beginning of period                                                     -                 -
                                                                                           ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                                   $       -         $       -
                                                                                           ---------         ---------
                                                                                           ---------         ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                                               $   1,623         $   1,551
                                                                                           ---------         ---------
                                                                                           ---------         ---------
    Income taxes                                                                           $    --           $       7
                                                                                           ---------         ---------
                                                                                           ---------         ---------

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

     The consolidated financial statements have been restated to reflect the candle operation as a discontinued operation as further discussed in Note 2.

     The Company is a leading manufacturer and marketer of a broad range of consumer products including wooden matches, toothpicks, clothespins and wooden crafts and plastic cutlery and straws. The Company's products are marketed primarily in the United States and Canada under the nationally recognized Diamond and Forster brand names.

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

     Net sales from discontinued operations were $0 and $4.1 million for the three months ended March 31, 2000 and 1999, respectively

3.   LONG TERM DEBT
     The bank credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of March 31, 2000.

4.   SEGMENT REPORTING
     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has one reportable segment, consumer products, after the sale of the Company's candle operations (see Note 2). The consumer product segment consists of plastic cutlery and straws, matches, toothpicks, clothespins, wooden crafts and various woodenware items sold primarily to grocery, mass and drug store channels.



     Detailed gross revenue by product sold was as follows for the three months ended March 31 (in thousands):

                                                                    2000          1999
                                                                 ---------      ---------
            Cutlery/straws                                         $ 8,963        $8,082
            Woodware                                                 6,945         7,466
            Wooden lights                                            5,669         5,740
            Institutional/other                                      3,822         3,662
                                                                 ---------      ---------
                           Total                                   $25,399       $24,950
                                                                 ---------      ---------
                                                                 ---------      ---------

5.   SUBSEQUENT EVENT
     Subsequent to March 31, 2000, certain shareholders of Diamond Brands Incorporated made a $9.425 million 12 7/8% bridge loan to the Company. The proceeds of the loan were used to retire $45 million face value of the Company's Senior Discount Debentures. As of March 31, 2000, the bonds had accreted to approximately $30.8 million.

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

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the three months ended March 31, 2000, sales to the Company's top 10 customers accounted for approximately 47.7% of the Company's gross sales, with one customer accounting for approximately 21% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin, for the continuing operations of the Company, with 1999 comparable results of continuing operations restated to exclude discontinued operations.

                        THREE MONTHS ENDED MARCH 31, 2000
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

                                          2000                 1999
                                        ---------           --------
                                            (dollars in millions)

                                          Total               Total
                                          -----               -----
Net Sales                                 $23.3               $22.3
Cost of Sales                              15.1                13.9
                                          -----               -----
  Gross Profit                              8.2                 8.4
Gross Margin %                             35.2%               37.7%
Selling, General
  and Administration Expense                3.1                 3.0
Goodwill Amortization                        .2                  .2
                                          -----               -----
Operating Income (1)                      $ 4.9               $ 5.2
Interest Expense                          $ 6.1               $ 5.9
EBITDA (2)                                $ 5.6               $ 5.9
                                          -----               -----
                                          -----               -----
EBITDA Margin (3)                          24.0%               26.5%

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

Net sales for the Company were $23.3 million for the three months ended March 31, 2000, a 4.5% increase over net sales of $22.3 million for the three months ended March 31, 1999. The increase was led by a strong sales performance in plastic cutlery/straws and institutional products, offset somewhat by a decrease in woodenware. Cutlery/straws and institutional products were up 10.9% and 4.4% respectively over the comparable three months of 1999, while woodenware decreased 7%.

Gross profit was $8.2 million or 35.2% of net sales for the three months ended March 31, 2000, compared to $8.4 million or 37.7% for the comparable period in 1999. This decrease was due primarily to an increase in resin cost, as well as higher packaging costs.

Selling, general and administrative expenses were $3.1 million for the three months ended March 31, 2000, compared to $3.0 million for the comparable period in 1999. The current year includes a severance charge of $0.2 million.


Interest expense for three months ended March 31, 2000 was $6.1 million compared to $5.9 million for the comparable period in 1999. The increase was caused primarily by the increased accretion of the Company's discounted bonds.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $5.6 million or 24.0% of net sales for the three months ended March 31, 2000, compared to EBITDA of $5.9 million or 26.5% for the same period in 1999.

RESULTS OF DISCONTINUED OPERATIONS

Effective September 30, 1999, the Board of Directors approved the divestiture of the Candle operations of the Company and recorded a total charge from the loss of the discontinued operations of approximately $18.5 million, net of tax. For segment reporting purposes, the candle operations were previously reported as the "Candles" reportable segment.

Effective December 14, 1999, the Company entered into an asset purchase agreement to sell certain assets and liabilities of Empire for total consideration of approximately $2.9 million. The sale resulted in a decrease of the net loss from discontinued operations of $2.3 million, net of tax, during the fourth quarter of 1999. There should be no impact on this year's operating income due to the candle discontinuation.

LIQUIDITY AND CAPITAL RESOURCES
The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999, for the purpose of calculating covenant compliance. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of March 31, 2000.

CASH FLOW - OPERATING ACTIVITIES. Cash provided by (used for) operating activities was $4.8 million for the three months ended March 31, 2000 as compared to $0.7 million cash used for the comparable period in 1999. The increase is due primarily to the change in the net assets of the discontinued operations.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures for the three months ended March 31, 2000, were $1.4 million, primarily used to expand capacity at the cutlery plant. Capital expenditures for the comparable period in 1999 were $0.8 million. Planned expenditures for the same period were $1.0 million.

CASH FLOW - FINANCING ACTIVITIES. Cash used for financing activities was ($3.4) million for the three months ended March 31, 2000, as compared to cash provided from financing activities of $1.6 million for the same period prior year. The working capital adjustment relating to the April, 1998, recapitalization was finalized during the period resulting in a payment to the former shareholders of $.5 million. The Company also made a voluntary prepayment of $1.25 million on its term loans.

Subsequent to March 31, 2000, certain shareholders of Diamond Brands Incorporated made a $9.425 million 12 7/8% bridge loan to the Company. The proceeds of the loan were used to retire $45 million face value of the Company's Senior Discount Debentures. As of March 31, 2000, the bonds had accreted to approximately $30.8 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipates," "plans," "believes," "estimates," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, price and product changes and promotional activity by competitors, the loss of a significant customer, the difficulties of integrating acquisitions, adverse publicity and product liability claims and dependence on key employees. The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIAMOND BRANDS INCORPORATED (Registrant)
                                    By:/s/ Frank Chalk
                                           -----------

                                    Frank Chalk, Vice President of
                                    Finance and Chief Financial Officer
                                    (authorized officer, principal
                                    financial and accounting officer)


                                    Date: May 3, 2000