Form 10-Q
period 2000-06-30
DIAMOND BRANDS INC
filed 2000-08-11
CIK 1064049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

As of August 11, 2000, 1,481,258 shares of common stock of the Registrant were issued and outstanding. Of total outstanding shares of common stock on August 11, 2000, 330,266 were held of record by affiliates. There is no established public trading market for such stock.


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

         ITEM - 2.         Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

         ITEM - 3.         Quantitative and Qualitative Disclosures about Market
                           Risk


PART II -       OTHER INFORMATION

         ITEM - 6.         Exhibits and Reports on Form 8-K

SIGNATURE

                           DIAMOND BRANDS INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)



                                                                                                   June 30,        December 31,
                                                                                                     2000              1999
                                                                                                   ---------         ---------
                                     ASSETS
CURRENT ASSETS:
    Accounts receivable, net of allowances of $1,330 and $1,354                                    $  13,272         $  14,311
    Inventories                                                                                       16,991            12,084
    Deferred income taxes                                                                              1,857             2,671
    Prepaid expenses                                                                                     592               590
    Net assets from discontinued operations                                                              426             1,589
                                                                                                   ---------         ---------
        Total current assets                                                                          33,138            31,245

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $21,415 and $20,210                                                   17,388            16,188

GOODWILL                                                                                              24,021            24,381

DEFERRED INCOME TAXES                                                                                  3,221            10,212

DEFERRED FINANCING COSTS                                                                               6,457             7,988
                                                                                                   ---------         ---------
                                                                                                   $  84,225         $  90,014
                                                                                                   =========         =========
                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-tem debt                                                            $   5,000         $   4,625
    Accounts payable                                                                                   7,592             5,768
    Accrued expenses                                                                                   9,809             7,702
                                                                                                   ---------         ---------
        Total current liabilities                                                                     22,401            18,095

POSTRETIREMENT BENEFIT OBLIGATIONS                                                                     1,497             1,497

LONG-TERM DEBT, net of current maturities                                                            207,845           228,736
                                                                                                   ---------         ---------
        Total liabilities                                                                            231,743           248,328
                                                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.01 par value; 1,000,000 shares authorized; 46,300 and 46,400
    issued and outstanding, net of subscriptions receivable of $867 and $917                          44,843            41,684

STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 50,000,000 shares authorized;
      1,481,258 and 1,482,600 shares issued and outstanding                                               15                15
    Warrants                                                                                          10,458            10,484
    Additional paid in capital                                                                         1,488             1,488
    Accumulated deficit                                                                             (204,322)         (211,985)
                                                                                                   ---------         ---------
        Total stockholders' deficit                                                                 (192,361)         (199,998)
                                                                                                   ---------         ---------
                                                                                                   $  84,225         $  90,014
                                                                                                   =========         =========

The accompanying notes are an integral part of these consolidated balance sheets.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)


                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                 June 30,
                                                                              ---------------------     ---------------------
                                                                                2000         1999         2000         1999
                                                                              --------     --------     --------     --------
NET SALES                                                                     $ 27,419     $ 29,620     $ 50,701     $ 51,886

COST OF SALES                                                                   18,819       18,462       33,926       32,368
                                                                              --------     --------     --------     --------
        Gross profit                                                             8,600       11,158       16,775       19,518

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     2,674        3,398        5,825        6,407

GOODWILL AMORTIZATION                                                              180          180          360          360
                                                                              --------     --------     --------     --------
        Operating income                                                         5,746        7,580       10,590       12,751

INTEREST EXPENSE                                                                 6,011        6,468       12,099       12,399
                                                                              --------     --------     --------     --------
        Income (loss) from continuing operations before
           provision (benefit) for income taxes and extraordinary item            (265)       1,112       (1,509)         352

PROVISION (BENEFIT) FOR INCOME TAXES                                               (35)         516         (461)         283
                                                                              --------     --------     --------     --------
        Income (loss) from continuing operations before extraordinary item        (230)         596       (1,048)          69

DISCONTINUED OPERATIONS (Note 2):
  Loss from discontinued operations, net of income tax benefit of
     $0, $593, $0 and $956, respectively                                            --          892           --        1,436
                                                                              --------     --------     --------     --------
Loss before extraordinary item                                                     230          296        1,048        1,367
Extraordinary gain from extinguishment of debt, net of
  income tax provision of $8,265 (note 5)                                       12,398           --       12,398           --
                                                                              --------     --------     --------     --------
       Net income (loss)                                                        12,168         (296)      11,350       (1,367)
Preferred stock dividends and accretion                                          1,635        1,422        3,183        2,768
                                                                              --------     --------     --------     --------
        Net income (loss) applicable to common stock                          $ 10,533     $ (1,718)    $  8,167     $ (4,135)
                                                                              ========     ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                             ---------------------
                                                                                               2000         1999
                                                                                             --------     --------
OPERATING ACTIVITIES:
    Net income (loss)                                                                        $ 11,350     $ (1,367)
    Net assets of discontinued operations                                                       1,163       (1,043)
    Extraordinary gain from extinguishment of debt                                            (20,663)          --
    Adjustments to reconcile net loss to net cash provided by (used for)
      operating activities from continuing operations-
        Depreciation and amortization                                                           2,111        1,999
        Deferred income taxes                                                                   7,805         (673)
        Accretion of debentures                                                                 2,878        3,167
        Change in operating assets and liabilities-
            Accounts receivable                                                                 1,039       (3,710)
            Inventories                                                                        (4,907)        (728)
            Prepaid expenses                                                                       (2)        (443)
            Accounts payable                                                                    1,824         (427)
            Accrued expenses                                                                    2,107          (35)
                                                                                             --------     --------
            Net cash provided by (used for) operating activities of continuing operations       4,705       (3,260)
                                                                                             --------     --------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                 (2,404)      (1,890)
                                                                                             --------     --------
            Net cash used for investing activities of continuing operations                    (2,404)      (1,890)
                                                                                             --------     --------
FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                                             11,750        9,400
    Repayments of bank revolving line of credit                                               (11,500)      (3,000)
    Repayments of long-term debt                                                               (2,125)      (1,000)
    Proceeds from issuance of debt                                                                124           --
    Repurchase of common stock                                                                   (500)          --
    Redemption of preferred stock                                                                 (50)          --
    Debt issuance costs                                                                            --         (250)
                                                                                             --------     --------
            Net cash provided by (used for) financing activities of continuing operations      (2,301)       5,150
                                                                                             --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          --           --

CASH AND CASH EQUIVALENTS, beginning of period                                                     --           --
                                                                                             --------     --------
CASH AND CASH EQUIVALENTS, end of period                                                     $     --     $     --
                                                                                             ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
        Interest                                                                             $  8,567     $  9,130
                                                                                             ========     ========
        Income taxes                                                                         $     --     $      7
                                                                                             ========     ========
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
  Retirement of discount debentures in exchange for convertible debt by an affiliate         $  9,425     $     --
                                                                                             ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                           DIAMOND BRANDS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of Diamond Brands Incorporated ("Holdings") and its wholly owned subsidiary, Diamond Brands Operating Corp. ("Operating Corp") and Operating Corp.'s wholly owned subsidiaries, Forster Inc. and Empire Candle, Inc. (Empire) after elimination of all material intercompany balances and transactions. Holdings and Operating Corp. are collectively referred to as "the Company".

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

     The interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K.

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

     Net sales from discontinued operations were $0 and approximately $7,800,000 for the six months ended June 30, 2000 and 1999, respectively

3.   LONG TERM DEBT
     The bank credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 2000.

     Certain shareholders made a $9.425 million 12 7/8% bridge loan to the Company. The proceeds were used to retire $45 million face value, $31.1 million accreted value, senior discount debentures. Effective June 2, 2000, the bridge loan plus accrued interest was exchanged for 12 7/8% convertible debt.


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



     Detailed gross revenue by product sold was as follows for the six months ended June 30 (in thousands):

                                                  2000       1999
                                                --------   ---------
            Cutlery/straws                      $ 25,015   $ 23,592
            Woodware                              14,391     15,434
            Wooden lights                          9,207     10,973
            Institutional/other                    7,304      7,608
                                                --------   ---------
                           Total                $ 55,917   $ 57,607
                                                ========   =========


5.   EXTRAORDINARY ITEM

     As discussed in Note 3, certain shareholders made a $9.425 million 12 7/8% bridge loan to the Company with the proceeds used to retire $45 million face value, $31.1 million accreted value, senior discount debentures. The transaction was completed on April 27, 2000, and is presented as an extraordinary gain from extinguishment of debt, net of income taxes of $8.3 million, of $12.4 million in the related consolidated statements of operations.

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

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the six months ended June 30, 2000, sales to the Company's top 10 customers accounted for approximately 50.2% of the Company's gross sales, with one customer accounting for approximately 21.3% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin, for the continuing operations of the Company, with 1999 comparable results of continuing operations restated to exclude discontinued operations.

                        THREE MONTHS ENDED JUNE 30, 2000
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

                                  2000        1999
                                  -----       -----
                                (dollars in millions)
                                  TOTAL       TOTAL
                                  -----       -----
Net Sales                         $27.4       $29.6
Cost of Sales                      18.8        18.5
                                  -----       -----
  Gross Profit                      8.6        11.1
Gross Profit %                     31.4%       37.5%
Selling, General
  and Administration Expense        2.7         3.4
Goodwill Amortization                .2          .2
                                  -----       -----
Operating Income (1)              $ 5.7       $ 7.5
                                  =====       =====
Interest Expense                  $ 6.0       $ 6.5
                                  =====       =====
EBITDA (2)                        $ 6.5       $ 8.3
                                  =====       =====
EBITDA Margin (3)                  23.7%       28.0%
                                  =====       =====

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

Net sales for the Company were $27.4 million for the three months ended June 30, 2000, a $2.2 million or 7.4% decrease from net sales of $29.6 million for the three months ended June 30, 1999. Net sales of plastic cutlery/straws increased 2.7%, but were offset by 16.2% decreased net sales in all other product lines, including wooden matches and other woodenware products.

Gross profit was $8.6 million or 31.4% of net sales for the three months ended June 30, 2000, compared to $11.1 million or 37.5% for the same period in 1999. The decrease is primarily due to increased raw material costs, as continually rising polystyrene costs and increased packaging costs adversely impacted gross margins.

Selling, general and administrative expenses were $2.7 million for the three months ended June 30, 2000, compared to $3.4 million for the comparable 1999 period. Year 2000 remediation costs incurred in 1999 and reduced commissions accounted for the majority of the $.7 million decrease.

Interest expense for the three months ended June 30, 2000 was $6.0 million compared to $6.5 million for the comparable 1999 period. Interest expense decreased primarily due to lower interest expense associated with the retirement of $45 million face value discounted bonds with $9.5 million convertible debt. See Notes 3 and 5 in Notes to Consolidated Financial Statements.

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

EXTRAORDINARY ITEM

Certain shareholders made a $9.425 million 12 7/8% bridge loan to the Company with the proceeds used to retire $45 million face value, $31.1 million accreted value, senior discount debentures. The transaction was completed on April 27, 2000, and is presented as an extraordinary gain from extinguishment of debt, net of income taxes of $8.3 million, of $12.4 million in the related consolidated statements of operations. See Notes 3 and 5 in Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS


                           SIX MONTHS ENDED JUNE 30, 2000
                    COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
                                   2000       1999
                                  -----       -----
                                (dollars in millions)
                                  TOTAL       TOTAL
                                  -----       -----
Net Sales                         $50.7       $51.9
Cost of Sales                      33.9        32.4
                                  -----       -----
  Gross Profit                     16.8        19.5
Gross Profit %                     33.1%       37.6%
Selling, General
  and Administration Expense        5.8         6.4
Goodwill Amortization                .4          .4
                                  -----       -----
Operating Income (1)              $10.6       $12.7
                                  =====       =====
Interest Expense                  $12.1       $12.4
                                  =====       =====
EBITDA (2)                        $12.2       $14.2
                                  =====       =====
EBITDA  Margin (3)                 24.1%       27.4%
                                  =====       =====


(1)  Excludes amortization of deferred financing costs.

(2) EBITDA represents operating income plus depreciation and amortization (excluding amortization of deferred financing costs). The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity

(3)  EBITDA margin represents EBITDA as a percentage of net sales..


Net sales were $50.7 million for the six months ended June 30, 2000, a $1.2 million or 2.3% decrease from net sales of $51.9 million for the six months ended June 30, 1999. Net sales of plastic cutlery/straws increased 8.1%, but were offset by 9.0% decreased net sales in all other product lines, including wooden lights and other woodenware products.

Gross profit was $16.8 million or 33.1% of net sales for the six months ended June 30, 2000, compared to $19.5 million or 37.6% for the comparable 1999 period. The decrease is primarily due to increased raw material costs, as continually rising polystyrene costs and increased packaging costs adversely impacted gross margins.

Selling, general and administrative expenses were $5.8 million for the six months ended June 30, 2000, compared to $6.4 million for the comparable 1999 period. Year 2000 remediation costs incurred in 1999 and reduced commissions accounted for the majority of the decrease.

Interest expense for the six months ended June 30, 2000 was $12.1 million compared to $12.4 million for the comparable 1999 period. Interest expense decreased primarily due to lower interest expense associated with the retirement of $45 million face value discounted bonds with $9.5 million convertible debt. See Notes 3 and 5 in Notes to Consolidated Financial Statements.


EXTRAORDINARY ITEM

Certain shareholders made a $9.425 million 12 7/8% bridge loan to the Company with the proceeds used to retire $45 million face value, $31.1 million accreted value, senior discount debentures. The transaction was completed on April 27, 2000, and is presented as an extraordinary gain from extinguishment of debt, net of income taxes of $8.3 million, of $12.4 million in the related consolidated statements of operations. See Notes 3 and 5 in Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The senior credit agreement was amended on March 5, 1999, allowing for certain non-recurring expenses totaling $6.0 million to be excluded in the calculation of EBITDA on or before the third quarter of 1999, for the purpose of calculating covenant compliance. The amendment also adjusted the Minimum Fixed Charge Coverage Ratio, Maximum Leverage Ratio and Interest Coverage Ratio for the next eight quarters. The Company was in compliance with all covenants as of June 30, 2000.

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

CASH FLOW - OPERATING ACTIVITIES. Cash provided by operating activities was $4.7 million for the six months ended June 30, 2000. Cash used for operating activities was $3.3 million for the comparable 1999 period. Cash used for inventory was $4.2 million higher while cash provided by accounts receivable, accounts payable and other accrued expenses was $9.6 million higher during the six months ended June 30, 2000, than the comparable period in 1999.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures of $2.4 million for the six months ended June 30, 2000, were primarily used to expand capacity at the cutlery plant. Planned capital expenditures for 2000 are $3.2 million. Capital expenditures for the comparable period in 1999 were $1.9 million.

CASH FLOW - FINANCING ACTIVITIES. Cash used for financing activities was $2.1 million for the six months ended June 30, 2000, as compared to cash provided by financing activities of $5.2 million for the same period prior year. Line of credit net borrowings were $.25 million for the six months ended June 30, 2000, compared to $5.4 million for the same period in 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in reported market risks since December 31, 1999. See discussion at Item 7a in the Company's annual report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

(b)  Exhibits
     Exhibit 27 is filed as part of this quarterly report.

     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIAMOND BRANDS INCORPORATED (Registrant)
                                    By:/s/ FRANK CHALK
                                       --------------------------------
                                    Frank Chalk, Vice President of
                                    Finance and Chief Financial Officer
                                    (authorized officer, principal
                                    financial and accounting officer)


                                    Date: August 11, 2000