Form 10-Q
period 2000-09-30
DIAMOND BRANDS INC
filed 2000-11-13
CIK 1064049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [x]

As of November 13, 2000, 1,481,258 shares of common stock of the Registrant were issued and outstanding. Of total outstanding shares of common stock on November 10, 2000, 330,266 were held of record by affiliates. There is no established public trading market for such stock.

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

         ITEM - 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

         ITEM - 3.    Quantitative and Qualitative Disclosures about
                      Market Risk


PART II - OTHER INFORMATION

         ITEM - 6.    Exhibits and Reports on Form 8-K

SIGNATURE

                           DIAMOND BRANDS INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                                                                   September 30,     December 31,
                                                                                                       2000              1999
                                                                                                   -------------     ------------
                                                   ASSETS

CURRENT ASSETS:
    Accounts receivable, net of allowances of $1,264 and $1,354                                     $  12,013          $  14,311
    Inventories                                                                                        15,764             12,084
    Deferred income taxes                                                                               3,250              2,671
    Prepaid expenses                                                                                      474                590
    Net assets from discontinued operations                                                                 -              1,589
                                                                                                    ---------          ---------
        Total current assets                                                                           31,501             31,245

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $22,017 and $20,210                                                    18,941             16,188

GOODWILL                                                                                               23,841             24,381

DEFERRED INCOME TAXES                                                                                   3,701             10,212

DEFERRED FINANCING COSTS                                                                                6,202              7,988
                                                                                                    ---------          ---------
                                                                                                    $  84,186          $  90,014
                                                                                                    =========          =========
                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-tem debt (note 3)                                                    $  79,300          $   4,625
    Accounts payable                                                                                    3,045              5,768
    Accrued expenses                                                                                   12,883              7,702
                                                                                                    ---------          ---------
        Total current liabilities                                                                      95,228             18,095

POSTRETIREMENT BENEFIT OBLIGATIONS                                                                      1,497              1,497

LONG-TERM DEBT, net of current maturities (note 3)                                                    137,962            228,736
                                                                                                    ---------          ---------
        Total liabilities                                                                             234,687            248,328
                                                                                                    ---------          ---------
COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.01 par value; 1,000,000 shares authorized; 46,300 and 46,400
    issued and outstanding, net of subscriptions receivable of $867 and $917                           46,503             41,684

STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 50,000,000 shares authorized;
      1,481,258 and 1,482,600 shares issued and outstanding                                                15                 15
    Warrants                                                                                           10,458             10,484
    Additional paid in capital                                                                          1,488              1,488
    Accumulated deficit                                                                              (208,965)          (211,985)
                                                                                                    ---------          ---------
        Total stockholders' deficit                                                                  (197,004)          (199,998)
                                                                                                    ---------          ---------
                                                                                                    $  84,186          $  90,014
                                                                                                    =========          =========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Operations (Unaudited)
                                 (In Thousands)


                                                                               Three Months Ended      Nine Months Ended
                                                                                 September 30,           September 30,
                                                                               -------------------    --------------------
                                                                                  2000        1999    2000            1999
                                                                               --------   --------    --------   ---------

NET SALES                                                                     $ 22,343    $ 24,234    $ 73,044    $ 76,120

COST OF SALES                                                                   16,471      14,682      50,397      47,050
                                                                              --------    --------    --------    --------
        Gross profit                                                             5,872       9,552      22,647      29,070

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     3,341       2,812       9,166       9,219

GOODWILL AMORTIZATION                                                              180         180         540         540
                                                                              --------    --------    --------    --------
        Operating income                                                         2,351       6,560      12,941      19,311

INTEREST EXPENSE                                                                 5,886       6,366      17,985      18,765
                                                                              --------    --------    --------    --------
        Income (loss) from continuing operations before provision (benefit)
           for income taxes and extraordinary item                              (3,535)        194      (5,044)        546

PROVISION (BENEFIT) FOR INCOME TAXES                                            (1,343)        150      (1,804)        433
                                                                              --------    --------    --------    --------
        Income (loss) from continuing operations before extraordinary item      (2,192)         44      (3,240)        113

DISCONTINUED OPERATIONS (Note 2):

  Loss from discontinued operations, net of income tax benefit of
     $530, $1,672, $530 and $2,628, respectively                                  (795)     (2,505)       (795)     (3,941)
                                                                              --------    --------    --------    --------
  Loss on disposal, net of income tax benefit of $9,696 for 1999                     -     (14,543)          -     (14,543)
                                                                              --------    --------    --------    --------
        Loss from discontinued operations                                         (795)    (17,048)       (795)    (18,484)
                                                                              --------    --------    --------    --------
Loss before extraordinary item                                                  (2,987)    (17,004)     (4,035)    (18,371)
Extraordinary gain from extinguishment of debt, net of income tax provision
      of $8,265 (note 5)                                                             -           -      12,398           -
                                                                              --------    --------    --------    --------
       Net income (loss)                                                        (2,987)    (17,004)      8,363     (18,371)
Preferred stock dividends and accretion                                          1,660       1,443       4,843       4,211
                                                                              --------    --------    --------    --------
        Net income (loss) applicable to common stock                          $ (4,647)   $(18,447)   $  3,520    $(22,582)
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

                           DIAMOND BRANDS INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                               ------------------------
                                                                                                2000             1999
                                                                                               ---------   ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                                          $  8,363       $(18,371)
    Net assets of discontinued operations                                                         1,589         25,930
    Extraordinary gain from extinguishment of debt                                              (20,663)             -
    Adjustments to reconcile net income(loss) to net cash provided by (used for)
      operating activities from continuing operations-
        Depreciation and amortization                                                             3,148          3,007
        Deferred income taxes                                                                     5,932        (11,891)
        Accretion of debentures                                                                   3,749          4,808
        Change in operating assets and liabilities-
            Accounts receivable                                                                   2,298         (3,551)
            Inventories                                                                          (3,680)          (936)
            Prepaid expenses                                                                        116            286
            Accounts payable                                                                     (2,723)         1,787
            Accrued expenses                                                                      5,181          2,888
                                                                                               --------       --------
            Net cash provided by operating activities of continuing operations                    3,310          3,957
                                                                                               --------       --------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                   (4,559)        (2,949)
                                                                                               --------       --------
            Net cash used for investing activities of continuing operations                      (4,559)        (2,949)
                                                                                               --------       --------

FINANCING ACTIVITIES:
    Borrowings under bank revolving line of credit                                               19,150         17,400
    Repayments of bank revolving line of credit                                                 (14,100)       (16,150)
    Repayments of long-term debt                                                                 (3,375)        (1,875)
    Proceeds from issuance of debt                                                                  124              -
    Repurchase of common stock                                                                     (500)             -
    Redemption of preferred stock                                                                   (50)             -
    Debt issuance costs                                                                               -           (383)
                                                                                               --------       --------
            Net cash provided by (used for) financing activities of continuing operations         1,249         (1,008)
                                                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             -              -

CASH AND CASH EQUIVALENTS, beginning of period                                                        -              -
                                                                                               --------       --------
CASH AND CASH EQUIVALENTS, end of period                                                       $      -       $      -
                                                                                               ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
        Interest                                                                               $ 10,405       $ 10,537
                                                                                               ========       ========
        Income taxes                                                                           $      -       $      7
                                                                                               ========       ========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
  Retirement of discount debentures in exchange for convertible debt by an affiliate           $  9,425       $      -
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

    On December 14, 1999, the Company entered into an agreement to sell the net assets of Empire, which was included in the candle operations. The agreement provided for the sale of certain assets and liabilities of Empire for a total consideration of approximately $2,900,000. The sale resulted in a decrease of the net loss on disposal of discontinued operations of $2,300,000, net of tax, during the fourth quarter of 1999.

    On November 1, 2000, the former owner of the candle operation was awarded a judgement against Empire Candle, Inc. stemming from legal action regarding certain inventory. For the period ended September 30, 2000, $795,000, net of tax, was charged to discontinued operations to reflect this judgement and additional deductions.

    Net sales from discontinued operations were $0 and approximately $14,400,000 for the nine months ended September 30, 2000 and 1999, respectively

3.  LONG TERM DEBT

    The Company's existing senior credit agreement contains financial covenants. As of September 30, 2000, the Company was not in compliance with the financial covenants contained in the senior credit agreement. However, the Company obtained a temporary waiver for non-compliance with such financial covenants on October 13, 2000. The temporary waiver extends through March 31, 2001 and contains temporary financial covenants for the quarters ending September 30, 2000 and December 31, 2000. The Company will be allowed to continue to borrow under its senior credit agreement during the waiver period so long the Company remains in compliance with its temporary financial covenants and satisfies other customary conditions. As of September 30, 2000, the Company was in compliance with all of the temporary covenants contained in the waiver.

    In order to continue borrowing under the senior credit facility after March 31, 2001, the Company must obtain another waiver prior to March 31, 2001. Because another waiver is required in order to extend the existing waiver past March 31, 2001, the Company has classified the Company's obligations under the senior credit agreement as current liabilities on the accompanying September 30, 2000 Consolidated Balance Sheet. See further discussion in the Liquidity and Capital Resources section of Management's Discussion and Analysis.

    On April 26, 2000, certain shareholders made a $9.425 million 12 7/8% bridge loan to the Company. The proceeds were used to retire $45 million face value, $31.1 million accreted value, senior discount debentures on April 27, 2000. Effective June 2, 2000, the bridge loan plus accrued interest was exchanged for $9.549 million of 12-7/8% convertible debt (See Note 6).

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets arise primarily due to net operating loss carryforwards expiring in various years through 2019. The Company believes the deferred tax assets will be realizable through future profitable operations.

5.  SEGMENT REPORTING

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

    Detailed revenue by product sold was as follows for the nine months ended September 30 (in thousands):

                                                                    2000            1999
                                                                  --------       --------
            Cutlery/straws                                        $ 35,509       $ 33,316
            Woodware                                                20,819         22,261
            Wooden lights                                           13,947         16,975
            Institutional/other                                     10,897         11,386
            Discounts and Allowances                                (8,128)        (7,818)
                                                                  --------       --------
                           Total                                  $ 73,044       $ 76,120
                                                                  ========       ========


6.  EXTRAORDINARY ITEM

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

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. Diamond is in the process of implementing the appropriate process to adopt these statements effective January 1, 2001. Currently, Diamond does not anticipate the adoption to materially impact its result of operations.

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

The Company derives its revenue primarily from the sale of its products to substantially all major grocery stores, drug stores, mass merchandisers and warehouse clubs in the United States. During the nine months ended September 30, 2000, sales to the Company's top 10 customers accounted for approximately 49.5% of the Company's gross sales, with one customer accounting for approximately 20.5% of the Company's gross sales. The following table sets forth, for the period indicated, certain historical statements of operations data, as well as the Company's EBITDA and EBITDA margin, for the continuing operations of the Company, with 1999 comparable results of continuing operations restated to exclude discontinued operations.



                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


                                           2000                 1999
                                          ------              -------
                                               (dollars in millions)

                                          Total               Total
                                          ------              -------
Net Sales                                 $ 22.3               $24.2
Cost of Sales                               16.5                14.7
                                           -----               -----
  Gross Profit                               5.8                 9.5
Gross Profit %                              26.0%               39.3%
Selling, General
  and Administration Expense                 3.3                 2.8
Goodwill Amortization                         .2                  .2
                                           -----               -----
Operating Income (1)                      $  2.3               $ 6.5
                                          ======               =====
Interest Expense                          $  5.9               $ 6.4
                                          ======               =====
EBITDA (2)                                $  3.1               $ 7.3
                                          ======               =====
EBITDA Margin (3)                           13.9%               30.2%
                                          ======               ======

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

Net sales for the Company were $22.3 million for the three months ended September 30 2000, a $1.9 million or 7.9% decrease from net sales of $24.2 million for the three months ended September 30, 1999. Net sales of plastic cutlery/straws increased 5.2%, but were offset by 14.7% decreased net sales in all other product lines, including wooden matches and other woodenware products.

Gross profit was $5.8 million or 26.0% of net sales for the three months ended September 30, 2000, compared to $9.5 million or 39.3% for the same period in 1999. Lower sales volume and increased raw material costs cause the lower gross profit. Rising polystyrene costs, the primary plastic cutlery component, as well as increased packaging costs adversely impacted gross margins.

Selling, general and administrative expenses were $3.3 million for the three months ended September 30, 2000, compared to $2.8 million for the comparable 1999 period. Office staff reductions were made in the 3rd Quarter, 2000. As a result, the quarter was impacted by a severance charge of $.3 million.

Interest expense for the three months ended September 30, 2000 was $5.9 million compared to $6.4 million for the comparable 1999 period. Interest expense decreased primarily due to lower interest expense associated with the retirement of $45 million face value discounted bonds with $9.5 million convertible debt. See Notes 3 and 5 in Notes to Consolidated Financial Statements.

RESULTS OF DISCONTINUED OPERATIONS

Effective September 30, 1999, the Board of Directors approved the divestiture of the Candle operations of the Company and recorded a total charge from the loss of the discontinued operations of approximately $18.5 million, net of tax. For segment reporting purposes, the candle operations were previously reported as the "Candles" reportable segment.

Effective December 14, 1999, the Company entered into an agreement to sell certain assets and liabilities of Empire for total consideration of approximately $2.9 million. The sale resulted in a decrease of the net loss from discontinued operations of $2.3 million, net of tax, during the fourth quarter of 1999.

On November 1, 2000, the former owner of the candle operation was awarded a judgement against Empire Candle, Inc. stemming from legal action regarding certain inventory. For the period ended September 30, 2000, $795,000, net of tax, was charged to discontinued operations to reflect this judgement and additional deductions.

RESULTS OF CONTINUING OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                           2000                1999
                                        ------------        ------------
                                             (dollars in millions)

                                           Total               Total
                                          ------              -------
Net Sales                                 $ 73.0               $76.1
Cost of Sales                               50.4                47.1
                                          ------               -----
  Gross Profit                              22.6                29.0
Gross Profit %                              31.0%               38.1%
Selling, General
  and Administration Expense                 9.2                 9.2
Goodwill Amortization                         .5                  .5
                                          ------               -----
Operating Income (1)                      $ 12.9               $19.3
                                          =====                =====
Interest Expense                          $ 18.0               $18.8
                                          ======               =====
EBITDA (2)                                $ 15.3               $21.5
                                          ======               =====
EBITDA  Margin  (3)                         21.0%               28.3%
                                          ======               =====

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

Net sales were $73.0 million for the nine months ended September 30, 2000, a $3.1 million or 4.1% decrease from net sales of $76.1 million for the nine months ended September 30, 1999. Net sales of plastic cutlery/straws increased 7.2%, but were offset by 10.9% decreased net sales in all other product lines, including wooden lights and other woodenware products.

Gross profit was $22.6 million or 31.0% of net sales for the nine months ended September 30, 2000, compared to $29.0 million or 38.1% for the comparable 1999 period. Lower sales volume and increased raw material costs cause the lower gross profit. Rising polystyrene costs, the primary plastic cutlery component, as well as increased packaging costs adversely impacted gross margins.

Selling, general and administrative expenses were $9.2 million for the nine months ended September 30, 2000, compared to $9.2 million for the comparable 1999 period.

Interest expense for the nine months ended September 30, 2000 was $18.0 million compared to $18.8 million for the comparable 1999 period. Interest expense decreased primarily due to lower interest expense associated with the retirement of $45 million face value discounted bonds with $9.5 million convertible debt. See Notes 3 and 5 in Notes to Consolidated Financial Statements.

RESULTS FROM DISCONTINUED OPERATIONS

On November 1, 2000, the former owner of the candle operation was awarded a judgement against Empire Candle, Inc. stemming from legal action regarding certain inventory. For the period ended September 30, 2000, $795,000, net of tax, was charged to discontinued operations to reflect this judgement and additional deductions.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's existing senior credit agreement contains financial covenants. As of September 30, 2000, the Company was not in compliance with the financial covenants contained in the senior credit agreement. However, the Company obtained a temporary waiver for non-compliance with such financial covenants on October 13, 2000. The temporary waiver extends through March 31, 2001 and contains temporary financial covenants for the quarters ending September 30, 2000 and December 31, 2000. The Company will be allowed to continue to borrow under its senior credit agreement during the waiver period so long as the Company remains in compliance with its temporary financial covenants and satisfies other customary conditions. As of September 30, 2000, the Company was in compliance with all of the temporary covenants contained in the waiver.

In order to continue borrowing under the senior credit facility after March 31, 2001, we must obtain another waiver prior to March 31, 2001. Because another waiver is required in order to extend the existing waiver past March 31, 2001, we have classified the Company's obligations under the senior credit agreement as current liabilities on the accompanying September 30, 2000 Consolidated Balance Sheet. We cannot provide any assurances that we will be successful in negotiating additional waivers or amendments to our senior credit agreement. If we fail to obtain additional waivers or amendments, and cannot refinance the existing senior credit facility or secure an additional source of liquidity, the indebtedness under our senior credit facility may become due and our financial condition and results of operation may be materially adversely affected. The Company has been advised by its independent public accountants that unless additional waivers or amendments are obtained prior to December 31, 2000, the auditor's report on those financial statements may contain qualifications.

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

CASH FLOW - OPERATING ACTIVITIES. Cash provided by operating activities was $3.3 million for the nine months ended September 30, 2000. Cash provided by operating activities was $4.0 million for the comparable 1999 period. Cash used for inventory and accounts payable was $7.3 million higher while cash provided by accounts receivable and other accrued expenses was $8.1 million higher.

CASH FLOW - INVESTMENT ACTIVITIES. Capital expenditures of $4.6 million for the nine months ended September 30, 2000, were primarily used to expand capacity at the cutlery plant. Planned capital expenditures for 2000 are $3.2 million. Capital expenditures for the comparable period in 1999 were $2.9 million.

CASH FLOW - FINANCING ACTIVITIES. Cash provided by financing activities was $1.2 million for the nine months ended September 30, 2000, as compared to cash used for financing activities of $1.0 million for the same period in 1999. Line of credit net borrowings were $5.05 million for the nine months ended September 30, 2000, compared to 1999 nine months net borrowings of $1.25 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.

     10.1         Amendment No. 2 to credit agreement dated April 21, 1998.
      27          Financial data schedule worksheet

b. Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.


     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      DIAMOND BRANDS INCORPORATED (Registrant)
                      By:/s/ William L. Olson
                         -------------------------------------------------------
                      William L. Olson, Vice President of Finance
                      (authorized officer, principal financial and accounting officer)

                      Date: November 13, 2000
                            -----------------